Form 10-Q
period 2021-09-30
Green Visor Financial Technology Acquisition Corp I
filed 2021-12-22
CIK 1858503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41044	98-1596617
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

88 Kearny Street, Suite 850 San Francisco, CA 94108
(Address of principal executive offices, including zip code)

650-489-6697
Registrant’s Telephone Number, Including Area Code

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the Units, par value $0.0001 per share	GVCI	The Nasdaq Stock Market LLC
Redeemable warrants to acquire one Class A ordinary share included as part of the Units	GVCIW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-half of a redeemable warrant to acquire one Class A ordinary share	GVCIU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

As of December 22, 2021, 20,010,000 Class A ordinary shares, par value $0.0001 per share, and 5,002,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the Period from April 15, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholder’s Equity for the three months ended September 30, 2021 and for the Period from April 15, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from April 15, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
Assets
Current assets:
Cash	$22,068
Prepaid expenses	5,000
Total current assets	27,068
Deferred offering costs	664,145
Total Assets	$691,213

Liabilities and Shareholder’s Deficit
Current liabilities:
Accrued offering costs and expenses	$471,825
Promissory note - related party	150,000
Due to related party	181,833
Total current liabilities	803,658

Commitments and Contingencies (Note 6)
Shareholder’s Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,002,500 shares issued and outstanding(1)(2)	500
Additional paid-in capital	24,500
Accumulated deficit	(137,445)
Total shareholder’s deficit	(112,445)
Total Liabilities and Shareholder’s Deficit	$691,213

(1)	This number includes up to 652,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	On October 11, 2021, the Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares for no consideration, which were cancelled, and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares (See Note 5 and Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period
	For the three	from April 15,
	months ended	2021 (Inception) to
	September 30, 2021	September 30, 2021
Formation and operating costs	$123,247	$137,445
Net loss	$(123,247)	$(137,445)

Basic and diluted weighted average shares outstanding(1)(2)	4,350,000	4,350,000
Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)

(1)	This number excludes an aggregate of up to 652,500 Class B ordinary shares subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	On October 11, 2021, the Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares for no consideration, which were cancelled, and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares (See Note 5 and Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Class B		Additional
	Ordinary Shares(1)(2)		Paid-In	Accumulated	Shareholder’s
	Shares (1)	Amount	Capital	Deficit	Equity

Balance as of April 15, 2021 (Inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	5,002,500	500	24,500	—	25,000
Net loss	—	—	—	(14,198)	(14,198)
Balance as of June 30, 2021	5,002,500	$500	$24,500	$(14,198)	$10,802
Net loss	—	—	—	(123,247)	(123,247)
Balance as of September 30, 2021	5,002,500	$500	$24,500	$(137,445)	$(112,445)

(1)	This number includes up to 652,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	On October 11, 2021, the Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares for no consideration, which were cancelled, and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares (See Note 5 and Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from April 15,
2021 (Inception) to
September 30, 2021
Cash flows from operating activities:
Net loss	$(137,445)
Changes in current assets and liabilities:
Prepaid expenses	(5,000)
Accrued offering costs and expenses	11,762
Due to related party	122,346
Net cash used in operating activities	(8,337)

Cash flows from financing activities:
Proceeds from initial shareholder	25,000
Proceeds from issuance of promissory note to related party	150,000
Payment of deferred offering costs	(144,595)
Net cash provided by financing activities	30,405

Net change in cash	22,068
Cash, beginning of the period	—
Cash, end of the period	$22,068

Supplemental disclosure of cash flow information:
Deferred offering costs paid by related party	$59,487
Deferred offering costs included in accrued offerings costs	$460,063

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 —Organization, Business Operation and Going Concern

Green Visor Financial Technology Acquisition Corp. I (the “Company”) was a newly formed blank check company incorporated as a Cayman Islands exempted company on April 15, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the proposed initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Green Visor Capital SPAC I Holdings LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s the IPO was declared effective on November 8, 2021 (the “Effective Date”). On November 12, 2021, the Company’s commenced the IPO of 20,010,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 10,399,000 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement.

Transaction costs amounted to $11,772,398 consisting of $4,002,000 of underwriting commissions, $7,003,500 of deferred underwriting commissions, and $766,898 of other offering costs. In addition, $2,395,000 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of signing the agreement to enter into the initial Business Combination. However, the Company will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on November 12, 2021, $204,102,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of  (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months (or within 18 months if the Company extends the period of time to consummate the initial business combination in accordance with the terms described in this prospectus) from the closing of the IPO (the “Combination Period”) or (ii) with respect to any other provisions relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if the Company is unable to complete an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

The Class A ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only 15 months (or within 18 months if the Company extends the period of time to consummate the initial Business Combination in accordance with the terms described in this prospectus) from the closing of the IPO to consummate the initial Business Combination. If the Company is unable to consummate an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each member of the Company’s management team have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period and (C) to waive their rights to liquidating distributions from the trust account with respect to its Founder Shares if the Company fails to consummate an initial Business Combination within the Combination Period, although it will be entitled to liquidating distributions from the trust account with respect to any public shares it holds if the Company fails to complete its initial Business Combination within such time period and (iv) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity, Capital Resources and Management’s Plan

As of September 30, 2021, the Company had $22,068 in cash and working capital deficit of $776,590.

The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

As of November 12, 2021, the Company had approximately $2.4 million in its operating bank account, and working capital of approximately $1.3 million.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from April 15, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on November 19, 2021 and November 12, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $22,068 in cash as of September 30, 2021. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, underwriting, and accounting expenses incurred through the balance sheet date that were directly related to the IPO and that are charged to shareholder’s equity upon the completion of the IPO.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 652,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 6). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Warrant Liabilities

The Company accounted for the 20,404,000 warrants issued in connection with the IPO (the 10,005,000 Public Warrants and the 10,399,000 Private Placement Warrants, assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of, and for the period from April 15, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on April 15, 2021. The Company adopted ASU 2020-06 on April 15, 2021 (inception).

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3  —Initial Public Offering

On November 12, 2021, the Company consummated its IPO of 20,010,000 Units, at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Following the closing of the IPO on November 12, 2021, $204,102,000 ($10.20 per Unit), including the issuance of 2,610,000 Units as a result of the underwriters’ fully exercised over-allotment option, the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4— Private Placement

On November 12, 2021, simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 10,399,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $10,399,000 in the aggregate, in a private placement.

The Private Placement Warrants will not be redeemable by the Company (except as described in Note 3) so long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. The Sponsor, as well as its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants (i) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain exceptions, (ii) will not be redeemable by the Company, subject to certain exceptions, (iii) may be exercised on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

Note 5 —Related Party Transactions

Founder Shares

On April 27, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to purchase 7,187,500 Class B ordinary shares, par value $0.0001. On October 11, 2021, 2,875,000 of such shares were forfeited by the holder thereof. On November 8, 2021, the Company effected a share capitalization with respect to its Class B ordinary shares of 690,000 shares thereof, resulting in its initial shareholders holding an aggregate of 5,002,500 founder shares (up to 652,500 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ overallotment option is exercised). On November 12, 2021, the underwriters fully exercised their over-allotment option, hence, 652,500 Founder Shares were no longer subject to forfeiture. On November 12, 2021, the Sponsor transferred 90,000 founder shares to the Company’s independent directors at their original purchase price. As of November 12, 2021, the fair value of Representative Shares was $694,109, which was recorded as a stock based compensation expense with a credit to equity.

The Sponsor and the Company’s directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until one year after the completion of the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares (the “lock-up”). Notwithstanding the foregoing, the Founder Shares will be released from the lock-up if  (i) the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public shareholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property or (ii) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for sub divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing any time 150 days after completion of the initial Business Combination.

Promissory Note —Related Party

On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. As of September 30, 2021, the Company had borrowed $150,000 under the promissory note.

Due to Related Party

As of September 30, 2021, the balance of Due to Related Party is $181,833, which contains $122,235 of salary of CFO paid by the Sponsor, $59,487 of deferred offering costs paid by related party and $111 of Office Supplies & Software fees.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative service. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments & Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Extension Loans and Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Extension Loans and Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On November 12, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,002,000. Upon completion of the initial Business Combination, $7,003,500, which constitutes the underwriters’ deferred commissions will be paid to the underwriters from the funds held in the trust account, and the remaining funds, less amounts used to pay redeeming shareholders, will be released to the Company and can be used to pay all or a portion of the purchase price of the business or businesses with which the initial Business Combination occurs or for general corporate purposes, including payment of principal or interest on indebtedness incurred in connection with the initial Business Combination, to fund the purchases of other companies or for working capital. The underwriters will not be entitled to any interest accrued on the deferred underwriting discounts and commissions.

Note 7— Warrant Liabilities

Warrants-No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if  (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, and (ii) in the case of any such issuance to Green Visor Capital or its affiliates, without taking into account the transfer of Founder Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by the Company) by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Company has agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC a post-effective amendment to the registration statement of which the IPO forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the best efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, If the Company fails to maintain an effective registration statement relating to the Class A ordinary shares issuable upon exercise of the warrants, then holders thereof may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, it will not be required to maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of  (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 Class A ordinary shares per whole warrant. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•	if, and only if, the reported closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.10 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption;

•	if, and only if, the reported closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if the closing price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

Note 8 — Shareholder’s Equity

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September, 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding. On October 11, 2021, the Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares for no consideration, which were cancelled, and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, an ordinary resolution is required to approve any such matter voted on by the shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Ordinary Shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements except as disclosed herewith.

On October 11, 2021, the Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares for no consideration, which were cancelled, and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares.

On November 12, 2021, the Company consummated its IPO of 20,010,000 Units, at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

On November 12, 2021, simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 10,399,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $10,399,000 in the aggregate, in a private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Green Visor Financial Technology Acquisition Corp. I, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on April 15, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

On November 12, 2021, we consummated our IPO of 20,010,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation.

We have only 15 months (or within 18 months if we extend the period of time to consummate the initial business combination in accordance with the terms described in this prospectus) from the closing of the IPO to consummate the initial business combination. If we are unable to consummate an initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Since completing our IPO, we have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business, including entering into discussions with potential target businesses, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or had discussions with or with any other target business. Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of $123,247, which consisted of formation and operating costs of $123,247.

For the period from April 15, 2021 through September 30, 2021, we had net loss of $137,445, which consisted of formation and operating costs of $137,445.

Liquidity, Capital Resources and Management's Plan

As of September 30, 2021, we had $22,068 in cash and working capital deficit of $776,590.

Our liquidity needs up to September 30, 2021 had been satisfied through a payment from our sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from our sponsor of $150,000. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide the Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Deferred Offering Costs

Deferred offering costs consist of legal, underwriting, and accounting expenses incurred through the balance sheet date that were directly related to the initial public offering and that are charged to shareholder’s equity upon the completion of the initial public offering.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on April 15, 2021. We adopted ASU 2020-06 on April 15, 2021 (inception).

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Extension Loans and Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Extension Loans and Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to certain demand and “piggy back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

On November 12, 2021, we paid a cash underwriting discount of 2.0% per Unit, or $4,002,000. Upon completion of the initial business combination, $7,003,500, which constitutes the underwriters’ deferred commissions will be paid to the underwriters from the funds held in the trust account, and the remaining funds, less amounts used to pay redeeming shareholders, will be released to us and can be used to pay all or a portion of the purchase price of the business or businesses with which the initial business combination occurs or for general corporate purposes, including payment of principal or interest on indebtedness incurred in connection with the initial business combination, to fund the purchases of other companies or for working capital. The underwriters will not be entitled to any interest accrued on the deferred underwriting discounts and commissions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Initial Public Offering dated November 12, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2021, an affiliate of our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs, in exchange for an aggregate of 7,187,500 Founder Shares which were subsequently transferred to our Sponsor. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On October 11, 2021, 2,875,000 of these Founder Shares were forfeited by the holders thereof. On November 8, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 690,000 shares thereof, resulting in our initial shareholders holding an aggregate of 5,002,500 founder shares (up to 652,500 of which were subject to forfeiture by our Sponsor depending on the extent to which the underwriter’s overallotment option is exercised). On November 12, 2021, the underwriter exercised its over-allotment option in full, hence, 652,500 Class B ordinary shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased 10,399,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $10,399,000 to the Company. Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The limited liability company agreement of our Sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our Sponsor, or in connection with estate planning transfers.

No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*

Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Richard Kim
	Name:	Richard Kim
	Title:	Chief Financial Officer

Dated: December 22, 2021