Form 10-Q
period 2022-03-31
Green Visor Financial Technology Acquisition Corp I
filed 2022-05-16
CIK 1858503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, there were 20,010,000 Class A ordinary shares, par value $0.0001 per share, and 5,002,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED BALANCE SHEET

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$515,050	$689,927
Prepaid expenses	670,595	632,579
Total current assets	1,185,645	1,322,506

Prepaid expenses, non-current	64,458	217,120
Investments held in trust account	204,169,037	204,111,409
Total assets	$205,419,140	$205,651,035

Liabilities and Shareholders' Deficit
Current liabilities:
Accrued offering costs and expenses	$188,415	$145,917
Due to related party	327,726	256,192
Total current liabilities	516,141	402,109

Warrant liabilities	6,138,290	11,262,325
Deferred underwriting commissions	7,003,500	7,003,500
Total liabilities	13,657,931	18,667,934

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 20,010,000 shares at redemption value of $10.20	204,169,037	204,111,409

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,002,500 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(12,408,328)	(17,128,808)
Total shareholders' deficit	(12,407,828)	(17,128,308)
Total Liabilities and Shareholders' Deficit	$205,419,140	$205,651,035

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Formation and operating costs	$403,555
Loss from operations	(403,555)

Other income:
Change in fair value of warrant liabilities	5,124,035
Interest income earned on Trust Account	57,628
Total other income, net	5,181,663

Net income	$4,778,108

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,010,000
Basic and diluted net income per ordinary share, Class A	$0.19
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,002,500
Basic and diluted net income per ordinary share, Class B	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	—	$—	5,002,500	$500	$—	$(17,128,808)	$(17,128,308)
Net income	—	—	—	—	—	4,778,108	4,778,108
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(57,628)	(57,628)
Balance – March 31, 2022	—	$—	5,002,500	$500	$—	$(12,408,328)	$(12,407,828)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash flows from operating activities:
Net income	$4,778,108
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in trust account	(57,628)
Change in fair value of warrant liabilities	(5,124,035)
Changes in current assets and liabilities:
Prepaid expenses	114,646
Due to related party	71,534
Accrued offering costs and expenses	42,498
Net cash used in operating activities	(174,877)

Net change in cash	(174,877)
Cash, beginning of the period	689,927
Cash, end of the period	$515,050

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares subject to possible redemption	$57,628

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering as described below, and expenses related to identifying a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Green Visor Capital SPAC I Holdings LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on November 8, 2021 (the “Effective Date”). On November 12, 2021, the Company completed its IPO of 20,010,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

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

Following the closing of the IPO on November 12, 2021, $204,102,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of  (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months (or within 18 months if the Company extends the period of time to consummate the initial business combination under certain conditions) from the closing of the IPO (the “Combination Period”) or (ii) with respect to any other provisions relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if the Company is unable to complete an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The Company will have only 15 months (or within 18 months if the Company extends the period of time to consummate the initial Business Combination under certain conditions) from the closing of the IPO to consummate the initial Business Combination. If the Company is unable to consummate an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Management’s Plan

As of March 31, 2022, the Company had $515,050 in cash and working capital of $669,504.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $200,000, which had been repaid on November 22, 2021 (see Note 5), and funds provided by the Sponsor to cover certain offering costs, which was recorded as due to related party and due as demanded. On November 12, 2021, the Company completed its IPO of 20,010,000 units at $10.00 per unit and consummated the private placement of 10,399,000

Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, then $2,369,957 of the proceeds was deposited in the operating bank account to be used as the Company's working capital.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $515,050 and $689,927 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the trust account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of March 31, 2022, investment in the Company’s trust account consisted of $875 in cash and $204,168,162 in U.S. Treasury Securities.  As of December 31, 2021, investment in the Company’s trust account consisted of $172 in cash and $204,111,237 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on July 15, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

				Fair Value as
	Amortized			of
	Cost	Gross	Gross	March
	and Carrying	Unrealized	Unrealized	31,
	Value	Gains	Losses	2022
U.S. Money Market	$875	$—	$—	$875
U.S. Treasury Securities	204,168,162	—	(58,029)	204,110,133
	$204,169,037	$—	$(58,029)	$204,111,008

				Fair Value as
	Amortized			of
	Cost	Gross	Gross	December
	and Carrying	Unrealized	Unrealized	31,
	Value	Gains	Losses	2021
U.S. Money Market	$172	$—	$—	$172
U.S. Treasury Securities	204,111,237	—	(4,691)	204,106,546
	$204,111,409	$—	$(4,691)	$204,106,718

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statement of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 20,404,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the three months ended
	March 31, 2022
	Class A	Class B

Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,822,486	$955,622

Denominator:
Weighted-average shares outstanding	20,010,000	5,002,500
Basic and diluted net income per share	$0.19	$0.19

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Warrant Liabilities

The Company accounted for the 20,404,000 warrants issued in connection with the IPO (the 10,005,000 Public Warrants and the 10,399,000 Private Placement Warrants, assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statement of operations.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$200,100,000
Less: Proceeds allocated to Public Warrants	(8,885,288)
Less: Class A ordinary shares issuance costs	(11,253,976)
Add: Remeasurement of Class A ordinary shares to redemption value	20,139,264
Add: Overfunding from Private Placement	4,002,000
Add: Accretion of interest income to Class A shares subject to redemption	67,037
Class A ordinary shares subject to possible redemption	$204,169,037

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheets with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Note 3— Initial Public Offering

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

Promissory Note —Related Party

On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On November 22, 2021, the Company had repaid the loan under an unsecured promissory note from the Sponsor of $200,000. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the promissory note.

Due to Related Party

As of March 31, 2022, the balance of due to related party is $327,726, which contains $265,302 of salary of CFO paid by the Sponsor, $60,757 of deferred offering costs paid by related party and $1,667 of the administrative service fees.

As of December 31, 2021, the balance of due to related party is $256,192, which contains $193,768 of salary of CFO paid by the Sponsor, $60,757 of deferred offering costs paid by related party and $1,667 of the administrative service fees.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative service. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company accrued $30,000 for the administrative service fees, $1,667 of which is included in due to related party on the accompanying unaudited condensed balance sheets.

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

The Company accounted for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging-Contracts in Entity's Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, and as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a "fixed-for-fixed" option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company's own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company's statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The Company's public warrants began trading separately on December 30, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since December 30, 2021 and as of March 31, 2022 and December 31, 2021.

The following table presents information about the Company's warrants that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities—Public Warrants	$3,001,500	$3,001,500	$—	$—
Warrant Liabilities—Private Warrants	3,136,790	—	—	3,136,790
	$6,138,290	$3,001,500	$—	$3,136,790

			Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities—Public Warrants	$5,502,750	$5,502,750	$—	$—
Warrant Liabilities—Private Warrants	5,759,575	—	—	5,759,575
	$11,262,325	$5,502,750	$—	$5,759,575

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

Inputs	March 31, 2022
Exercise price	$11.50
Stock price	$9.99
Public warrant price	$0.30
Volatility	4.0%
Expected term of the warrants	5.63 years
Risk-free rate	2.41%
Dividend yield	0%

December 31,
Inputs	2021
Exercise price	$11.50
Stock price	$9.95
Public warrant price	$0.05
Volatility	9.7%
Expected term of the warrants	5.87 years
Risk-free rate	1.34%
Dividend yield	0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant
Fair value at April 15, 2021 (Inception)	$—
Initial value of public and private warrant liabilities	18,175,964
Change in fair value of public and private warrants	(6,913,639)
Public warrants transferred to Level 1	(5,502,750)
Fair Value at December 31, 2021	$5,759,575
Change in fair value of public and private warrants	(2,622,785)
Fair Value at March 31, 2022	$3,136,790

Note 8 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,010,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 11, 2021, the Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares for no consideration, which were cancelled, and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares outstanding. As of March 31, 2022 and December 31, 2021, there were 5,002,500 Class B ordinary shares issued and outstanding.

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

On November 12, 2021, we consummated our IPO of 20,010,000 Units, including the issuance of 2,610,000 Units as a result of the underwriters' exercise of their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation.

We have only 15 months (or within 18 months if we extend the period of time to consummate the initial business combination under certain conditions) from the closing of the initial public offering to consummate the initial business combination. If we are unable to consummate an initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay the income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

Our entire activity from April 15, 2021 (inception) up to March 31, 2022 was in preparation for our initial public offering and in efforts to identify our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had a net income of $4,778,108, which consisted of changes in fair value of warrant liabilities of $5,124,035 and interest and dividend income of $57,628, offset by formation and operating costs of $403,555.

Liquidity, Capital Resources and Management's Plan

As of March 31, 2022, we had $515,050 in cash and working capital of $669,504.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide the working capital loans, as defined below. As of March 31, 2022, there were no amounts outstanding under any working capital loans.

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

Investment Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the trust account were held in cash and U.S. Treasury securities. We classify our United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity

Securities.” Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

Net Income Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 20,404,000 potential common shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 20,010,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management team evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying

Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Dated: May 16, 2022