Form 10-Q
period 2022-09-30
Green Visor Financial Technology Acquisition Corp I
filed 2022-11-14
CIK 1858503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 20,010,000 Class A ordinary shares, par value $0.0001 per share, and 5,002,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Period from April 15, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and for the Period from April 15, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from April 15, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

SIGNATURE		25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$296,875	$689,927
Prepaid expenses	388,050	632,579
Total current assets	684,925	1,322,506

Prepaid expenses, non-current	—	217,120
Investments held in Trust Account	205,514,920	204,111,409
Total assets	$206,199,845	$205,651,035

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$528,558	$145,917
Due to related party	407,852	256,192
Total current liabilities	936,410	402,109

Warrant liabilities	1,864,888	11,262,325
Deferred underwriting commissions	7,003,500	7,003,500
Total liabilities	9,804,798	18,667,934

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 20,010,000 shares at redemption value	205,514,920	204,111,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,002,500 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,120,373)	(17,128,808)
Total shareholders’ deficit	(9,119,873)	(17,128,308)
Total Liabilities and Shareholders’ Deficit	$206,199,845	$205,651,035

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Period
	Months Ended	Months Ended	Months Ended	from April 15,
	September 30,	September 30,	September 30,	2021 (Inception) to
	2022	2021	2022	September 30, 2021

Formation and operating costs	$658,397	$123,247	$1,389,002	$137,445
Loss from operations	(658,397)	(123,247)	(1,389,002)	(137,445)

Other income:
Change in fair value of warrant liabilities	923,732	—	9,397,437	—
Interest income earned on Trust Account	1,086,758	—	1,403,511	—
Total other income, net	2,010,490	—	10,800,948	—

Net income (loss)	$1,352,093	$(123,247)	$9,411,946	$(137,445)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,010,000	—	20,010,000	—
Basic and diluted net income (loss) per ordinary share, Class A	$0.05	$—	$0.38	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,002,500	4,350,000	5,002,500	4,350,000
Basic and diluted net income (loss) per ordinary share, Class B	$0.05	$(0.03)	$0.38	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,002,500	$500	$—	$(17,128,808)	$(17,128,308)
Net income	—	—	—	—	—	4,778,108	4,778,108
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(57,628)	(57,628)
Balance – March 31, 2022	—	—	5,002,500	500	$—	(12,408,328)	(12,407,828)
Net income	—	—	—	—	—	3,281,745	3,281,745
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(259,125)	(259,125)
Balance – June 30, 2022	—	—	5,002,500	500	—	(9,385,708)	(9,385,208)
Net income	—	—	—	—	—	1,352,093	1,352,093
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,086,758)	(1,086,758)
Balance – September 30, 2022	—	$—	5,002,500	$500	$—	$(9,120,373)	$(9,119,873)

For the Period from April 15, 2021 (Inception) through September 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – April 15, 2021	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,002,500	500	24,500	—	25,000
Net loss	—	—	—	—	—	(14,198)	(14,198)
Balance – June 30, 2021	—	—	5,002,500	500	24,500	(14,198)	10,802
Net loss	—	—	—	—	—	(123,247)	(123,247)
Balance – September 30, 2021	—	$—	5,002,500	$500	$24,500	$(137,445)	$(112,445)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the period from April 15,
	Months Ended	2021 (inception) through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income (loss)	$9,411,946	$(137,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,403,511)	—
Change in fair value of warrant liabilities	(9,397,437)	—
Changes in current assets and liabilities:
Prepaid expenses	461,649	(5,000)
Due to related party	151,660	122,346
Accrued offering costs and expenses	382,641	11,762
Net cash used in operating activities	(393,052)	(8,337)

Cash flows from financing activities:
Proceeds from initial shareholder	—	25,000
Proceeds from issuance of promissory note to related party	—	150,000
Payment of deferred offering costs	—	(144,595)
Net cash provided by financing activities	—	30,405

Net change in cash	(393,052)	22,068
Cash, beginning of the period	689,927	—
Cash, end of the period	$296,875	$22,068

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,403,511	$—
Deferred offering costs paid by related party	—	59,487
Deferred offering costs included in accrued offering costs	—	460,063

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 —Organization, Business Operation, Liquidity and Going Concern

Green Visor Financial Technology Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 15, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering as described below, and expenses related to identifying a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Management’s Plan

As of September 30, 2022, the Company had $296,875 in cash and a working capital deficit of $251,485.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $200,000, which had been repaid on November 22, 2021 (see Note 5), and funds provided by the Sponsor to cover certain offering costs, which was recorded as due to related party and due as demanded. On November 12, 2021, the Company completed its IPO of 20,010,000 units at $10.00 per unit and consummated the private placement of 10,399,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, then $2,369,957 of the proceeds was deposited in the operating bank account to be used as the Company’s working capital.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 12, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company had a working capital deficit of $251,485 as of September 30, 2022. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 12, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 12, 2023.

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

Note 2 —Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $296,875 and $689,927 in cash as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the trust account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of September 30, 2022, investment in the Company’s trust account consisted of $188 in cash and $205,514,732 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s trust account consisted of $172 in cash and $204,111,237 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on October 13, 2022, and were reinvested in U.S. Treasury Securities, which will mature on December 6, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross	Gross	Fair Value as
	and Carrying	Unrealized	Unrealized	of September 30,
	Value	Gains	Losses	2022
U.S. Money Market	$188	$—	$—	$188
U.S. Treasury Securities	205,514,732	30,227	—	205,544,959
	$205,514,920	$30,227	$—	$205,545,147

	Amortized Cost	Gross	Gross	Fair Value as of
	and Carrying	Unrealized	Unrealized	December 31,
	Value	Gains	Losses	2021
U.S. Money Market	$172	$—	$—	$172
U.S. Treasury Securities	204,111,237	—	(4,691)	204,106,546
	$204,111,409	$—	$(4,691)	$204,106,718

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income earned on Trust Account” line item in the statements of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Net Income (Loss) Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 20,404,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings (loss) per share for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

							For the period from
							April 15, 2021
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		(inception) through
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,081,674	$270,419	$7,529,557	$1,882,389	$—	$(123,247)	$—	$(137,445)

Denominator:
Weighted-average shares outstanding	20,010,000	5,002,500	20,010,000	5,002,500	—	4,350,000	—	4,350,000
Basic and diluted net income (loss) per share	$0.05	$0.05	$0.38	$0.38	$—	$(0.03)	$—	$(0.03)

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$200,100,000
Less: Proceeds allocated to Public Warrants	(8,885,288)
Less: Class A ordinary shares issuance costs	(11,253,976)
Add: Remeasurement of Class A ordinary shares to redemption value	20,139,264
Add: Overfunding from Private Placement	4,002,000
Add: Accretion of interest income to Class A shares subject to redemption	9,409
Class A ordinary shares subject to possible redemption, December 31, 2021	204,111,409
Add: Accretion of interest income to Class A shares subject to redemption	1,403,511
Class A ordinary shares subject to possible redemption, September 30, 2022	$205,514,920

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3— Initial Public Offering

On November 12, 2021, the Company consummated its IPO of 20,010,000 Units (including the issuance of 2,610,000 Units as a result of the underwriters’ fully exercised over-allotment option), at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

Note 5 —Related Party Transactions

Founder Shares

On April 27, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to purchase 7,187,500 Class B ordinary shares, par value $0.0001. On October 11, 2021, 2,875,000 of such shares were forfeited by the holder thereof. On November 8, 2021, the Company effected a share capitalization with respect to its Class B ordinary shares of 690,000 shares thereof, resulting in its initial shareholders holding an aggregate of 5,002,500 founder shares (up to 652,500 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ overallotment option is exercised). On November 12, 2021, the underwriters fully exercised their over-allotment option, hence, 652,500 Founder Shares were no longer subject to forfeiture. On November 12, 2021, the Sponsor transferred 90,000 founder shares to the Company’s independent directors at their original purchase price. As of November 12, 2021, the fair value of transferred founder shares was $694,109, which was recorded as a stock-based compensation expense with a credit to equity.

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

Promissory Note —Related Party

On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On November 22, 2021, the Company had repaid the loan under an unsecured promissory note from the Sponsor of $200,000. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the promissory note.

Due to Related Party

As of September 30, 2022, the balance due to related party is $407,852, which contains $408,370 of salary of CFO paid by the Sponsor, $60,757 of deferred offering costs paid by related party, $1,667 of administrative service fees, and $1,177 of legal fees paid by the Sponsor, partially offset by $64,119 of costs paid by the Company on behalf of the Sponsor.

As of December 31, 2021, the balance due to related party is $256,192, which contains $193,768 of salary of CFO paid by the Sponsor, $60,757 of deferred offering costs paid by related party and $1,667 of the administrative service fees.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative service. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company accrued $30,000 and $90,000, respectively, for the administrative service fees, $10,000 and $1,667 of which is included in accrued expenses and due to related party on the accompanying unaudited condensed balance sheets, respectively.

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

The Company accounted for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, and as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

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

The Company’s public warrants began trading separately on December 30, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since December 30, 2021 and as of September 30, 2022 and December 31, 2021.

The following table presents information about the Company’s warrants that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities—Public Warrants	$900,450	$900,450	$—	$—
Warrant Liabilities—Private Warrants	964,438	—	—	$964,438
	$1,864,888	$900,450	$—	$964,438

			Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities—Public Warrants	$5,502,750	$5,502,750	$—	$—
Warrant Liabilities—Private Warrants	5,759,575	—	—	5,759,575
	$11,262,325	$5,502,750	$—	$5,759,575

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

Inputs	September 30, 2022
Exercise price	$11.50
Stock price	$10.13
Public warrant price	$0.09
Volatility	9.1%
Expected term of the warrants	5.36 years
Risk-free rate	4.04%
Dividend yield	0%

December 31,
Inputs	2021
Exercise price	$11.50
Stock price	$9.95
Public warrant price	$0.05
Volatility	9.7%
Expected term of the warrants	5.87 years
Risk-free rate	1.34%
Dividend yield	0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant
Fair value at April 15, 2021 (Inception)	$—
Initial value of public and private warrant liabilities	18,175,964
Change in fair value of public and private warrants	(6,913,639)
Public warrants transferred to Level 1	(5,502,750)
Fair Value at December 31, 2021	$5,759,575
Change in fair value of public and private warrants	(4,795,137)
Fair Value at September 30, 2022	$964,438

Note 8 —Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,010,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 11, 2021, the Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares for no consideration, which were cancelled, and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares outstanding. As of September 30, 2022 and December 31, 2021, there were 5,002,500 Class B ordinary shares issued and outstanding.

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

Results of Operations

Our entire activity from April 15, 2021 (inception) up to September 30, 2022 was in preparation for our initial public offering and in efforts to identify our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of $1,352,093, which consisted of changes in fair value of warrant liabilities of $923,732 and interest and dividend income of $1,086,758, offset by operating costs of $658,397.

For the nine months ended September 30, 2022, we had a net income of $9,411,946, which consisted of changes in fair value of warrant liabilities of $9,397,437 and interest and dividend income of $1,403,511, offset by operating costs of $1,389,002.

Liquidity, Capital Resources and Management’s Plan

As of September 30, 2022, we had $296,875 in cash and a working capital deficit of $251,485.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide the working capital loans, as defined below. As of September 30, 2022, there were no amounts outstanding under any working capital loans.

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

Investment Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the trust account were held in cash and U.S. Treasury securities. We classify our United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

Net Income (Loss) Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 20,404,000 potential common shares for outstanding warrants to purchase our shares were excluded from diluted earnings (loss) per share for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management team evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
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

Dated: November 10, 2022