Form 10-K
period 2022-12-31
Green Visor Financial Technology Acquisition Corp I
filed 2023-04-13
CIK 1858503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No   ☒

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

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, on June 30, 2022, the last day of the registrant’s most recently completely second fiscal quarter was $200,300,100 (based on the closing sales price of the Class A ordinary shares as reported on the Nasdaq on June 30, 2022 of $10.01).

As of April 13, 2023, there were 20,010,000 Class A ordinary shares, par value $0.0001 per share, and 5,002,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

i

CERTAIN TERMS

References to the “Company,” “our,” “us,” “GVCI” or “we” refer to Green Visor Financial Technology Acquisition Corp. I, a blank check company incorporated in Cayman Islands on April 15, 2021, and references to:

●	“Companies Act” refers to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“directors” refer to our current directors and director nominees (if any);
●	“founder shares” are to our Class B ordinary shares initially issued to our Sponsor in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“Green Visor Capital” refers to Green Visor Capital Management Company, LLC, an affiliate of our Sponsor, and its affiliates where applicable;
●	“initial public offering" or "IPO” refers to our initial public offering of 20,010,000 units, which includes the exercise by the underwriter of their over-allotment option in the amount of 2,610,000 units, at a price of $10.00 per unit, generating aggregate gross proceeds of $200,100,000;
●	“initial shareholders” refer to holders of our founder shares prior to the initial public offering;
●	“management” or our “management team” refer to our executive officers and directors;
●	“ordinary shares” refer to our Class A ordinary shares and our Class B ordinary shares;
●	“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the Company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;
●	“private placement warrants” refer to the warrants issued to our Sponsor in a private placement that closed simultaneously with the closing of the initial public offering;
●	“public shareholders” refer to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares; provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” refer to the Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	“public warrants” refer to the warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	“SEC” refers to the U.S. Securities and Exchange Commission;
●	“Sponsor” refers to Green Visor Capital SPAC I Holdings LLC, a Delaware limited liability company;
●	"trust account" refers to the trust account we established in connection with our IPO;
●	“underwriter” refers to Mizuho Securities USA LLC; and
●	“warrants” refers to our public warrants and private placement warrants.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Annual Report to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Annual Report are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

●	our ability to select an appropriate target business or businesses;
●	our ability to consummate our initial business combination, including possible disruptions due to the uncertainty resulting from the recent COVID-19 pandemic;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our business combination;
●	our potential ability to obtain additional financing to complete our business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; and
●	the other factors described elsewhere in this Annual Report, included under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. Some of the factors, risks and uncertainties that might materially affect the forward-looking statements contained herein and may make an investment in our securities speculative or risky include, but are not limited to, the following:

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	The nominal purchase price paid by our Sponsor for the founder shares may significantly dilute the implied value of investors’ public shares in the event we complete an initial business combination. In addition, the value of our Sponsor’s founder shares will be significantly greater than the amount our Sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.
●	Our public shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that such shareholders would have to wait for liquidation in order to redeem their shares.
●	The requirement that we consummate an initial business combination within 18 months after the closing of our initial public offering or during an Extension Period (as defined below) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our working capital position and the requirement that we consummate an initial business combination within 18 months after the closing of our initial public offering or during an Extension Period give rise to substantial doubt about our ability to continue as a going concern.
●	We may not be able to consummate an initial business combination within 18 months after the closing of our initial public offering or during an Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

Risks Relating to Our Sponsor and Management

●	Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Risks Relating to Our Securities

●	We are a recently incorporated company with no operating history and no revenues, and our public shareholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by Green Visor Capital or its affiliates, our directors or our management team or their respective affiliates may not be indicative of future performance of an investment in us or the future performance of any business we may acquire.
●	Our public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their public shares or warrants, potentially at a loss.
●	Our public shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

●	If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
●	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
●	Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
●	We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

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

Offering Proceeds Held in Trust

Following our initial public offering and the sale of the private placement warrants, a total of $204,102,000 was placed in the trust account. We incurred $11,816,317 in offering costs, consisting of $4,002,000 of underwriting commissions, $7,003,500 of deferred underwriting commissions, and $810,817 of other offering costs. As of December 31, 2022, we had cash and marketable securities held in the trust account of $207,176,794 net of redemptions. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions and less taxes payable), to complete our initial business combination. We may withdraw interest from the trust account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of December 31, 2022, we had cash of $144,455 held outside of the trust account. We have used the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, and review corporate documents and material agreements of prospective target businesses.

We may withdraw from the trust account interest earned on the funds held therein necessary to pay its income taxes, if any. Except as described in the subsection herein entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” these proceeds will not be released until the earlier of the completion of an initial business combination or our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period.

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

Recent Developments

On February 10, 2023, we issued an unsecured convertible promissory note (the “February Extension Note”) in the principal amount of $2,001,000 to the Sponsor in connection with the extension of the date by which we have to consummate a business combination from February 12, 2023 to May 12, 2023 (the “Extension”). The February Extension Note does not bear any interest, and the loan under the February Extension Note may be converted into private placement warrants (the “Extension Loan Warrants”) at a price of $1.00 per warrant, at the option of the Sponsor, with such Extension Loan Warrants having identical terms as the private placement warrants issued in connection with the private placement that was consummated in connection with our IPO. We issued the February Extension Note in consideration for a loan from the Sponsor to fund the amount that we have agreed to deposit into the trust account in connection with the Extension.

Also on February 10, 2023, we issued an unsecured convertible promissory note (the “February Working Capital Note”) in the amount of $125,000 to the Sponsor, in exchange for the Sponsor depositing such amount in our working capital account in order to provide us with additional working capital. The February Working Capital Note does not bear any interest, and the principal amount of the loan under the February Working Capital Note (or any portion thereof) may be converted into private placement warrants (the “Working Capital Warrants”) at a price of $1.00 per warrant, at the option of the Sponsor, with such Working Capital Warrants having identical terms as the private placement warrants issued in connection with the private placement that was consummated in connection with our IPO.

If we do not complete a business combination, we may repay the February Extension Note and February Working Capital Note solely from assets not held in the trust account, if any. Unless converted at the option of the Sponsor into warrants, we must repay the outstanding principal amount of each of the February Extension Note and the February Working Capital Note on the consummation of the initial business combination out of the proceeds of the trust account, if any, released to us.

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

The Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or a valuation or appraisal firm. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We will complete our initial business combination only if the post-transaction company in which our public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, provided that in the event that the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until February 12, 2023 to complete our initial business combination (or up to May 12, 2023 if we extend the period of time to consummate a business combination by up to three months, or such further period we may extend such deadline in accordance with the terms of our amended and restated memorandum and articles of association). As described elsewhere in this Annual Report, on February 10, 2023, we extended such period of time to consummate a business combination to May 12, 2023 (the “Extension”).

If we are unable to complete our initial business combination within such 18-month period, or during any extended time that we have to consummate an initial business combination beyond such 18-month period as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”) we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by May 12, 2023 or the final day of the final Extension Period, if applicable.

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

Our Sponsor paid only a nominal purchase price of $25,000, approximately $0.003 per share, for the founder shares. The value of your public shares may be significantly diluted as a result of the automatic conversion of our Sponsor’s founder shares into Class A ordinary shares upon our completion of an initial business combination.

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

The requirement that we consummate an initial business combination within 18 months after the closing of our initial public offering or during an Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within 18 months after the closing of our initial public offering or during an Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 18 months after the closing of our initial public offering or during an Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least 18 months it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

We believe that the funds available to us outside of the trust account, including funds received by us in connection with the February Working Capital Note, together with funds available from possible additional loans from our Sponsor, will be sufficient to allow us to operate for at least 18 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

On February 10, 2023, we issued the February Working Capital Note to the Sponsor, in exchange for the Sponsor depositing such amount in our working capital account in order to provide us with additional working capital. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,000,000 of working capital loans, including any portion of the loan under the February Working Capital Note, may be convertible into warrants of the post-business combination entity at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants described in this Annual Report. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are unable to consummate an initial business combination within 18 from the closing of our initial public offering or during an Extension Period, our public shareholders may be forced to wait beyond such date before redemption from our trust account.

If we are unable to consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of their redemption or any liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon their redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution, and amending the public warrants will require a vote of holders of at least 50% of the then-outstanding public warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period. Any amendment solely to the private placement warrants or the extension loan warrants will require the consent of holders of a majority of the then-outstanding private placement warrants or the extension loan warrants, respectively. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in connection with our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic or other pandemics and the status of debt and equity markets.

The novel coronavirus disease 2019 (COVID-19) pandemic has and continues to negatively impact the global economy (including the decrease in demand for a broad variety of goods), disrupt global supply chains, and have further adverse effects on workforces, customers, and regional and local economies, and increase unemployment levels, all of which may become heightened concerns upon future waves of infection or other developments. The COVID-19 pandemic or other pandemics might further result in lower equity market valuations, create significant volatility and disruption in financial markets, which might also include decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 or similar public health crises restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to coordinate as a team or to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 or similar public health crises, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

As the number of SPACs evaluating targets increases, attractive targets may become more scarce and there may be increased competition for attractive targets. This could increase the cost of our initial business combination and it could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. As mentioned throughout this subsection, attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions, public health crises or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Together, this could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

On April 27, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On October 11, 2021, 2,875,000 of these founder shares were forfeited by the holders thereof and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares held by the Sponsor as of December 31, 2022. Prior to the initial investment in the Company of  $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

On February 10, 2023, we issued the February Extension Note in the principal amount of $2,001,000 to the Sponsor in connection with the Extension. We issued the February Extension Note in consideration for a loan from the Sponsor to fund the amount that we have agreed to deposit into the trust account in connection with the Extension. Also on February 10, 2023, we issued the February Working Capital Note in the amount of $125,000 to the Sponsor, in exchange for the Sponsor depositing such amount in our working capital account, in order to provide us with additional working capital. If we do not complete a business combination, we may repay such loans under the February Extension Note and February Working Capital Note solely from assets not held in the trust account, if any. Unless converted at the option of the Sponsor into warrants, we must repay the outstanding principal amount of each of the February Extension Note and February Working Capital Note on the consummation of the initial business combination out of the proceeds of the trust account, if any, released to us.

In addition, our Sponsor purchased an aggregate of 10,399,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of  $1.00 per warrant ($10,399,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the period to consummate our initial business combination nears.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In particular, our directors and executive officers, Green Visor Capital, or its affiliates in the future may become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. To address the matters set out above our amended and restated memorandum and articles of association provide that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and another entity, including any entities managed by Green Visor Capital or its affiliates and any companies in which Green Visor Capital or such entities have invested about which any of our executive officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition our amended and restated memorandum and articles of association contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. Additionally, certain of our directors and executive officers are now, and our Sponsor, directors and executive officers may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor, directors and executive officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

In addition, our Sponsor and our executive officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. In particular, our executive officers and directors have formed and are actively engaged in Green Visor Capital. Green Visor Capital, like us, may pursue initial business combination targets in any businesses or industries. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we are unable to consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we are unable to complete an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement with our Sponsor (the form of which is filed as an exhibit to this Annual Report), our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of  (i) $10.20 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees (if any) for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We issued warrants to purchase 10,005,000 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 10,399,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. In addition, the loan under the February Extension Note may be converted into private placement warrants at a price of $1.00 per warrant at the option of the Sponsor, and the loan under the February Working Capital Note may be converted into private placement warrants at a price of $1.00 per warrant at the option of the Sponsor. Our Sponsor may convert working capital loans, up to an aggregate of $1,000,000 of such loans, including any portion of the loan under the February Working Capital Note, into up to an additional 1,000,000 private placement warrants, at the price of  $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares as described in this Annual Report.

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

Our working capital position and the requirement that we consummate an initial business combination within 18 months after the closing of our initial public offering or during an Extension Period give rise to substantial doubt about our ability to continue as a going concern.

We have incurred and we expect to continue to incur significant costs in pursuit of a business combination. Further, we have 18 months to consummate a business combination (unless the time that we have to consummate an initial business combination is extended beyond such 18-month period as a result of a shareholder vote to amend our amended and restated memorandum and articles of association), and it is uncertain that we will be able to consummate a business combination by that date or by the final day of an Extension Period, if applicable. If a business combination is not consummated by that date, we will commence a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date of our financial statements included in this Annual Report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the

European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

As of April 11, 2023, there was one holder of record for our units, one holder of record for our separately traded shares of Class A ordinary shares, one holder of record for our separately traded shares of Class B ordinary shares, two holders of record for our separately traded public warrants and one holder of record for our separately traded private placement warrants.

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

At December 31, 2022, we had cash and marketable securities held in the trust account of $207,176,794 net of redemptions. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions and less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $144,455 held outside of the trust account. We intend to use the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

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

ITEM 6.      [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

We have only 18 months from the closing of the initial public offering to consummate the initial business combination, unless the time that we have to consummate an initial business combination is extended beyond such 18-month period as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”). If we are unable to consummate an initial business combination within such time, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay the income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

Our entire activity from April 15, 2021 (inception) up to December 31, 2022 was in preparation for our initial public offering and in efforts to identify our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net income of $12,330,153, which consisted of changes in fair value of warrant liabilities of $11,045,725 and interest and dividend income of $3,065,385, offset by operating costs of $1,780,957.

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

As of December 31, 2022, we had $144,455 in cash and a working capital deficit of $643,439.

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

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide working capital loans, as defined below. As of December 31, 2022, there were no amounts outstanding under any working capital loans.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 12, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate its initial business combination. It is uncertain that the Company will be able to consummate its initial business combination by this time or have the funds needed to sustain operations for a year after the issuance of the financial statements. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2023. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 12, 2023.

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

Investment Held in Trust Account

At December 31, 2022 and 2021, the assets held in the trust account were held in cash and U.S. Treasury securities. We classify our United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts

Net Income Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 20,404,000 potential common shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the initial public offering. We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin

(“SAB”) Topic 5A—“Expenses of Offering.” Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed, and offering costs associated with the Class A ordinary shares were charged to temporary equity. We incurred offering costs amounting to $11,816,317 as a result of our initial public offering consisting of $4,002,000 of underwriting commissions, $7,003,500 of deferred underwriting commissions, and $810,817 of other offering costs. We recorded $11,253,976 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. We immediately expensed $562,341 of offering costs in connection with the public warrants and private placement warrants that were classified as liabilities.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Title
Joe Saunders	77	Chief Executive Officer and Chairman of the Board
Ellen Richey	74	Executive Vice President and Director
Sam Wen	37	Vice President and Chief Technology Officer
Richard Kim	48	Vice President and Chief Financial Officer
Evan Marwell	57	Independent Director
Kate Cassino	49	Independent Director
Chris Wendel	55	Independent Director

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

ITEM 11.     EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2021 and 2022, except as described below in relation to Mr. Kim, none of our executive officers or directors received any cash compensation for services rendered to us. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We have entered into an agreement with an affiliate of our Sponsor, pursuant to which we will pay a total of $10,000 per month for office space, secretarial and administrative and support services to such affiliate. In addition, we will reimburse an affiliate of our Sponsor in the amount of $250,000 per year and for health care coverage related expenses for Mr. Kim’s services as our Vice President and Chief Financial Officer. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their affiliates.

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

2022 Summary Compensation Table

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to smaller reporting companies as such term is defined in the rules promulgated under the Securities Act. As described elsewhere in this Annual Report, except as relates to Mr. Kim, none of our executive officers or directors received any cash or stock compensation for services rendered to us for the fiscal years ended December 31, 2022 and 2021. The following table concerns the compensation arrangements of Mr. Kim for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation		Total
Richard Kim (1)	2022	$250,000	—	—	$36,136	(2)	$286,136
Vice President and Chief Financial Officer	2021	$166,666	—	—	$27,102	(3)	$193,768
(1)	Fiscal year 2021 contains compensation for Mr. Kim from April 15, 2021 through December 31, 2021.
(2)	For the fiscal year ending December 31, 2022, we had incurred $36,136 of fees related to health coverage for Mr. Kim, which had been paid by our Sponsor.
(3)	For the fiscal year ending December 31, 2021, we had incurred $27,102 of fees related to health coverage for Mr. Kim, which had been paid by our Sponsor.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of the ordinary shares as of April 13, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;
●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

The following table is based on 25,012,500 ordinary shares outstanding as of April 13, 2023, of which 20,010,000 were Class A ordinary shares and 5,002,500 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of the ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of April 13, 2023.

	Number of	Approximate
	Ordinary Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Ordinary Shares
Joe Saunders	—
Ellen Richey	—
Sam Wen	—
Richard Kim	—
Evan Marwell (2)	30,000	*
Kate Cassino (2)	30,000	*
Chris Wendel (2)	30,000	*
all officers and directors as a group (7 individuals) (2)	90,000	*
Holders of more than 5% of our outstanding ordinary shares
Green Visor Capital Management Company, LLC (our Sponsor) (3)	5,002,500	19.6%
Saba Capital Management, L.P. (4)	1,664,549	8.3%
Investment Managers Series Trust II (5)	1,581,881	7.9%
Polar Asset Management Partners Inc. (6)	1,170,000	5.9%
Periscope Capital Inc. (7)	1,031,510	5.2%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 88 Kearny Street, Suite 850 San Francisco, CA 94108.
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
(4)

According to a Schedule 13G/A filed February 14, 2023 with the SEC, Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein have voting and investment control with respect to the shares listed. The principal business address of each of these filers is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)

According to a Schedule 13G filed February 14, 2023 with the SEC jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP” and together with VARBX, FTCM and FTCS, “Investment Managers Series Trust II”), Investment Managers Series Trust II has voting and investment control with respect to the Class A ordinary shares listed. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(6)

According to a Schedule 13G filed February 9, 2023 with the SEC, Polar Asset Management Partners Inc. has voting and investment control with respect to the Class A ordinary shares listed. The principal business address of this filer is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)

According to a Schedule 13G filed February 13, 2023 with the SEC, Periscope Capital Inc. has voting and investment control with respect to the Class A ordinary shares listed. The principal business address of this filer is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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
•

our Sponsor and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares (if any) in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares (if any) in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to consummate an initial business combination within 18 months from the closing of our initial public offering or during an Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

•

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

Administrative Support Agreement

We currently maintain our executive offices at 88 Kearny Street, Suite 850 San Francisco, CA 94108. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services, which commenced on November 8, 2021. For the year ended December 31, 2022, we incurred and paid $120,000 for the administrative service fees. We accrued $18,000 for the administrative service fees for the period from November 8, 2021 to December 31, 2021, $1,667 of which is included in due to related party on the accompanying balance sheets.

Executive Compensation

Beginning on November 8, 2021, we reimburse an affiliate of our Sponsor in the amount of  $250,000 per year and for health care coverage related expenses for Mr. Kim’s services as our Vice President and Chief Financial Officer. For the period from April 15, 2021 (inception) to December 31, 2021,and for the period from January 1, 2022 to December 31,2022, we have incurred $27,102 and $36,136 respectively, of fees related to health coverage for Mr. Kim, which have been paid by our Sponsor. Upon completion of our initial business combination or our liquidation, we will cease reimbursing expenses for both arrangements.

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

Related Party Loans

On April 27, 2021, our Sponsor agreed to advance us up to $300,000 to pay for a portion of the expenses related to our initial public offering. This note was non-interest bearing and unsecured. As of December 31, 2022, we had no borrowings under the promissory note.

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account, if any, released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

On February 10, 2023, we issued an unsecured convertible promissory note (the "February Extension Note") in the principal amount of $2,001,000 to the Sponsor in connection with the extension of the date by which we have to consummate a business combination from February 12, 2023 to May 12, 2023 (the "Extension"). The February Extension Note does not bear any interest, and the loan under the February Extension Note may be converted into private placement warrants (the "Extension Loan Warrants") at a price of $1.00 per warrant, at the option of the Sponsor, with such Extension Loan Warrants having identical terms as the private placement warrants issued in connection with the private placement that was consummated in connection with our IPO. We issued the February Extension Note in consideration for a loan from the Sponsor to fund the amount that we have agreed to deposit into the trust account in connection with the Extension.

Also on February 10, 2023, we issued an unsecured convertible promissory note (the "February Working Capital Note") in the amount of $125,000 to the Sponsor, in exchange for the Sponsor depositing such amount in our working capital account in order to provide us with additional working capital. The February Working Capital Note does not bear any interest, and the principal amount of the loan under the February Working Capital Note (or any portion thereof) may be converted into private placement warrants (the "Working Capital Warrants") at a price of $1.00 per warrant, at the option of the Sponsor, with such Working Capital Warrants having identical terms as the private placement warrants issued in connection with the private placement that was consummated in connection with our IPO.

If we do not complete a business combination, we may repay the February Extension Note and February Working Capital Note solely from assets not held in the trust account, if any. Unless converted at the option of the Sponsor into warrants, we must repay the outstanding principal amount of each of the February Extension Note and the February Working Capital Note on the consummation of the initial business combination out of the proceeds of the trust account, if any, released to us.

Up to $1,000,000 of working capital loans, including any portion of the loan under the February Working Capital Note, may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek additional loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

		For the Period
		from April 15, 2021
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2022	2021
Audit Fees(1)	$90,125	$113,433
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$90,125	$113,433
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings, and includes the services they performed in connection with our initial public offering and the audit of our financial statements as well as attendance at audit committee meetings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Green Visor Financial Technology Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Green Visor Financial Technology Acquisition Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination, and management has determined that if the Company is unable to complete a business combination by May 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

April 13, 2023

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$144,455	$689,927
Prepaid expenses	217,121	632,579
Total current assets	361,576	1,322,506

Prepaid expenses, non-current	—	217,120
Investments held in Trust Account	207,176,794	204,111,409
Total assets	$207,538,370	$205,651,035

Liabilities and Shareholders' Deficit
Current liabilities:
Accrued expenses	$525,629	$145,917
Due to related party	479,386	256,192
Total current liabilities	1,005,015	402,109

Warrant liabilities	216,600	11,262,325
Deferred underwriting commissions	7,003,500	7,003,500
Total liabilities	8,225,115	18,667,934

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 20,010,000 shares at redemption value	207,176,794	204,111,409

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 20,010,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,002,500 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,864,039)	(17,128,808)
Total shareholders' deficit	(7,863,539)	(17,128,308)
Total Liabilities and Shareholders' Deficit	$207,538,370	$205,651,035

The accompanying notes are an integral part of these financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

		For the Period
	For the Year	from April 15,
	Ended	2021 (Inception) to
	December 31, 2022	December 31, 2021
Formation and operating costs	$1,780,957	$1,165,775
Loss from operations	(1,780,957)	(1,165,775)

Other income:
Offering costs allocated to warrants	—	(562,341)
Change in fair value of warrant liabilities	11,045,725	6,913,639
Interest income earned on Trust Account	3,065,385	9,409
Total other income, net	14,111,110	6,360,707

Net income	$12,330,153	$5,194,932

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,010,000	3,833,333
Basic and diluted net income per ordinary share, Class A	$0.49	$0.64
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,002,500	4,275,000
Basic and diluted net income per ordinary share, Class B	$0.49	$0.64

The accompanying notes are an integral part of these financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD APRIL 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - April 15, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to the Sponsor	—	—	5,002,500	500	24,500	—	25,000
Proceeds in excess of fair value of private placement warrants	—	—	—	—	1,108,324	—	1,108,324
Stock based compensation expense	—	—	—	—	694,109	—	694,109
Net income	—	—	—	—	—	5,194,932	5,194,932
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(1,826,933)	(22,323,740)	(24,150,673)
Balance - December 31, 2021	—	—	5,002,500	500	—	(17,128,808)	(17,128,308)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(3,065,384)	(3,065,384)
Net income	—	—	—	—	—	12,330,153	12,330,153
Balance - December 31, 2022	—	$—	5,002,500	$500	$—	$(7,864,039)	$(7,863,539)

The accompanying notes are an integral part of these financial statements.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

STATEMENTS OF CASH FLOWS

		For the period
		from April 15,
	For the Year	2021 (inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$12,330,153	$5,194,932
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	—	694,109
Interest earned on cash and marketable securities held in trust account	(3,065,385)	(9,409)
Offering costs allocated to warrants	—	562,341
Change in fair value of warrant liabilities	(11,045,725)	(6,913,639)
Changes in current assets and liabilities:
Prepaid expenses	632,578	(849,699)
Due to related party	223,195	256,192
Accrued offering costs and expenses	379,712	145,917
Net cash used in operating activities	(545,472)	(919,256)

Cash Flows from Investing Activities:
Investments of cash in trust account	—	(408,208,828)
Disposal of investments held in trust account	—	204,107,000
Cash deposited in trust account	—	(172)
Net cash used in investing activities	—	(204,102,000)

Cash Flows from Financing Activities:
Proceeds from Class B ordinary shares issued to the Sponsor	—	25,000
Proceed from sale of Units in initial public offering, net of underwriting discounts paid	—	196,098,000
Proceeds from sale of Private Placement Warrants	—	10,399,000
Proceeds from issuance of promissory note due to related party	—	200,000
Payment of promissory note due to related party	—	(200,000)
Payment of deferred offering costs	—	(810,817)
Net cash provided by financing activities	—	205,711,183

Net change in cash	(545,472)	689,927
Cash, beginning of the period	689,927	—
Cash, end of the period	$144,455	$689,927

Supplemental disclosure of cash flow information:
Initial value of Class A ordinary shares subject to possible redemption	$—	$204,102,000
Remeasurement of Class A ordinary shares subject to possible redemption	$3,065,385	$9,409
Deferred underwriting commissions payable charged to additional paid in capital	$—	$7,003,500
Initial classification of warrant liabilities	$—	$18,175,964

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering as described below, and expenses related to identifying a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on November 12, 2021, $204,102,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months (or within 18 months if the Company extends the period of time to consummate the initial business combination under certain conditions) from the closing of the IPO (the “Combination Period”) or (ii) with respect to any other provisions relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if the Company is unable to complete an initial Business Combination, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The Company has only 18 months (unless the Company extends the time that the Company has to consummate an initial business combination beyond such 18-month period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (an “Extension Period”)) from the closing of the IPO to consummate the initial Business Combination. If the Company is unable to consummate an initial Business Combination within the Combination Period or during an Extension Period, if applicable, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Management’s Plan

As of December 31, 2022, the Company had $144,455 in cash and a working capital deficit of $643,439.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 12, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time and the Company also currently lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company had a working capital deficit of $643,439 as of December 31, 2022. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 12, 2023.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $144,455 and $689,927 in cash as of December 31, 2022 and 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, the assets held in the trust account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of December 31, 2022, investment in the Company’s trust account consisted of $159 in cash and $207,176,635 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company's trust account consisted of $172 in cash and $204,111,237 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on December 6, 2022, and were reinvested in U.S. Treasury Securities, which will mature on January 3, 2023. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on December 31, 2022 and 2021 are as follows:

	Amortized Cost	Gross	Gross	Fair Value as of
	and Carrying	Unrealized	Unrealized	December 31,
	Value	Gains	Losses	2022
U.S. Money Market	$159	$—	$—	$159
U.S. Treasury Securities	207,176,635	59,524	—	207,236,159
	$207,176,794	$59,524	$—	$207,176,953

	Amortized Cost	Gross	Gross	Fair Value as of
	and Carrying	Unrealized	Unrealized	December 31,
	Value	Gains	Losses	2021
U.S. Money Market	$172	$—	$—	$172
U.S. Treasury Securities	204,111,237	—	(4,691)	204,106,546
	$204,111,409	$—	$(4,691)	$204,106,718

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

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on this account.

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 20,404,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

			For the Period from April 15, 2021
	For the Year Ended December 31, 2022		(inception) through December 31, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share:
Numerator:
Allocation of net income	$9,864,122	$2,466,031	$2,455,980	$2,738,952

Denominator:
Weighted-average shares outstanding	20,010,000	5,002,500	3,833,333	4,275,000
Basic and diluted net income per share	$0.49	$0.49	$0.64	$0.64

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

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

Warrant Liabilities

The Company accounted for the 20,404,000 warrants issued in connection with the IPO (the 10,005,000 Public Warrants and the 10,399,000 Private Placement Warrants, assuming the underwriters’ overallotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$200,100,000
Less: Proceeds allocated to Public Warrants	(8,885,288)
Less: Class A ordinary shares issuance costs	(11,253,976)
Add: Remeasurement of Class A ordinary shares to redemption value	20,139,264
Add: Overfunding from Private Placement	4,002,000
Add: Accretion of interest income to Class A shares subject to redemption	9,409
Class A ordinary shares subject to possible redemption, December 31, 2021	204,111,409
Add: Accretion of interest income to Class A shares subject to redemption	3,065,385
Class A ordinary shares subject to possible redemption, December 31, 2022	$207,176,794

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed, and offering costs associated with the Class A ordinary shares were charged to temporary equity. The Company incurred offering costs

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

amounting to $11,816,317 as a result of the Initial Public Offering consisting of $4,002,000 of underwriting commissions, $7,003,500 of deferred underwriting commissions, and $810,817 of other offering costs. The Company recorded $11,253,976 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $562,341 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of, and for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

Promissory Note — Related Party

On April 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On November 22, 2021, the Company had repaid the loan under an unsecured promissory note from the Sponsor of $200,000. As of December 31, 2022 and 2021, the Company had no borrowings under the promissory note.

Due to Related Party

As of December 31, 2022, the balance due to related party is $479,386, which contains $479,904 of salary of CFO paid by the Sponsor, $60,757 of deferred offering costs paid by related party, $1,667 of administrative service fees, and $1,177 of legal fees paid by the Sponsor, partially offset by $64,119 of costs paid by the Company on behalf of the Sponsor.

As of December 31, 2021, the balance due to related party is $256,192, which contains $193,768 of salary of CFO paid by the Sponsor, $60,757 of deferred offering costs paid by related party and $1,667 of the administrative service fees.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative service. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $120,000 for the administrative service fees. The Company accrued $18,000 for the administrative service fees for the period from the Effective Date (November 8, 2021) to December 31, 2021, $1,667 of which is included in due to related party on the accompanying balance sheets.

NOTE 6 — COMMITMENTS & CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Extension Loans and Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

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

The Company’s public warrants began trading separately on December 30, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since December 30, 2021 and as of December 31, 2022 and 2021.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

The following table presents information about the Company’s warrants that were measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities—Public Warrants	$100,050	$100,050	$—	$—
Warrant Liabilities—Private Warrants	116,550	—	—	$116,550
	$216,600	$100,050	$—	$116,550

			Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities—Public Warrants	$5,502,750	$5,502,750	$—	$—
Warrant Liabilities—Private Warrants	5,759,575	—	—	5,759,575
	$11,262,325	$5,502,750	$—	$5,759,575

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021:

December 31,
Inputs	2022
Exercise price	$11.50
Stock price	$10.37
Public warrant price	$0.01
Volatility	3.3%
Expected term of the warrants	6.08 years
Risk-free rate	4.7%
Dividend yield	0%

December 31,
Inputs	2021
Exercise price	$11.50
Stock price	$9.95
Public warrant price	$0.05
Volatility	9.7%
Expected term of the warrants	5.87 years
Risk-free rate	1.34%
Dividend yield	0%

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant
Fair value at April 15, 2021 (Inception)	$—
Initial value of public and private warrant liabilities	18,175,964
Change in fair value of public and private warrants	(6,913,639)
Public warrants transferred to Level 1	(5,502,750)
Fair Value at December 31, 2021	$5,759,575
Change in fair value of public and private warrants	(5,643,025)
Fair Value at December 31, 2022	$116,550

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding , excluding 20,010,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On October 11, 2021, the Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares for no consideration, which were cancelled, and on November 8, 2021, the Company effected a share capitalization and issued 690,000 additional Class B ordinary shares to the Sponsor, resulting in an aggregate of 5,002,500 Class B ordinary shares outstanding. As of December 31, 2022 and 2021, there were 5,002,500 Class B ordinary shares issued and outstanding.

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

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based on this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as disclosed herewith.

On February 10, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) in the principal amount of $2,001,000 to the Sponsor in connection with the extension of the date by which the Company has to consummate a business combination from February 12, 2023 to May 12, 2023 (the “Extension”). The Extension Note does not bear any interest, and the loan under the Extension Note may be converted into private placement warrants (the “Extension Loan Warrants”) at a price of $1.00 per warrant, at the option of the Sponsor, with such Extension Loan Warrants having identical terms as the private placement warrants issued in connection with the private placement that was consummated in connection with the Company’s IPO. The Company issued the Extension Note in consideration for a loan from the Sponsor to fund the amount that the Company has agreed to deposit into the Company’s trust account established in connection with its IPO.

Also on February 10, 2023, the Company issued an unsecured convertible promissory note (the “Working Capital Note” and, together with the Extension Note, the “Notes”) in the amount of $125,000 to the Sponsor, in exchange for the Sponsor depositing such amount in the Company’s working capital account, in order to provide the Company with additional working capital. The Working Capital Note does not bear any interest, and the principal amount of the loan under the Working Capital Note (or any portion thereof) may be converted into private placement warrants (the “Working Capital Warrants” and together with the Extension Loan Warrants, the “Warrants”) at a price of $1.00 per warrant, at the option of the Sponsor, with such Working Capital Warrants having identical terms as the private placement warrants issued in connection with the private placement that was consummated in connection with the Company’s IPO.

If the Company does not complete a business combination, the Company may repay such loans under the Notes solely from assets not held in the Trust Account, if any. Unless converted at the option of the Sponsor into Warrants, the Company must repay the outstanding principal amount of each Note on the consummation of the initial business combination out of the proceeds of the Trust Account, if any, released to the Company.

(2)	Financial Statement Schedules:
(3)	Exhibits:

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

10.5

Promissory Note, dated February 10, 2023, by and between Green Visor Financial Technology Acquisition Corp. I and Green Visor Capital SPAC I Holdings LLC (incorporated by reference to Exhibit 10.1 of Green Visor Financial Technology Acquisition Corp. I's Current Report on Form 8-K filed with the SEC on February 13, 2023).

10.6

Promissory Note, dated February 10, 2023, by and between Green Visor Financial Technology Acquisition Corp. I and Green Visor Capital SPAC I Holdings LLC (incorporated by reference to Exhibit 10.2 of Green Visor Financial Technology Acquisition Corp. I's Current Report on Form 8-K filed with the SEC on February 13, 2023).

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

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN VISOR FINANCIAL TECHNOLOGY ACQUISITION CORP. I

Date: April 13, 2023	By:	/s/ Joseph W. Saunders
Joseph W. Saunders
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph W. Saunders	Chief Executive Officer and Chairman of the Board	April 13, 2023
Joseph W. Saunders

/s/ Mary Ellen Richey	Executive Vice President and Director	April 13, 2023
Mary Ellen Richey

/s/ Sam Wen	Vice President and Chief Technology Officer	April 13, 2023
Sam Wen

/s/ Richard Kim	Vice President and Chief Financial Officer	April 13, 2023
Richard Kim	(Principal Financial Officer)

/s/ Evan Marwell	Director	April 13, 2023
Evan Marwell

/s/ Kate Cassino	Director	April 13, 2023
Kate Cassino

/s/ Chris Wendel	Director	April 13, 2023
Chris Wendel